Form 10-Q
period 2008-06-30
Israeli Historical Sight Seeing Co.
filed 2008-09-04
CIK 1432950

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended June 30, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the transition period from              to

Commission file number:  1432950

ISRAELI HISTORICAL SIGHT SEEING CO.
(Exact name of registrant as specified in its charter)

Nevada	75-3242579
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Rechov Nachal Zohar 10
Ramat Beit Shemesh, Israel
(Address of principal executive offices) (zip code)

011+972-3-052534466
(Registrants’ telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES  ☐                       NO  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in rule 12b-2 of the Exchange Act)

YES  ☐                    NO  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of September 2, 2008
Common Stock, $0.0001 par value per share	6,442,700 shares

QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE MONTHS ENDED JUNE 30, 2008

Part I. Financial Information

Item 1. Financial Statements

Israeli Historical Sight Seeing Co.
(A Development Stage Company)
Balance Sheets

	June 30, 2008	December 31, 2007
	(Unaudited)	(Audited)
Assets

Current Assets
Cash	$-	$5,911
Total Current Assets	-	5,911

Total Assets	$-	$5,911

Liabilities and Stockholders' Equity (Deficit)

Current Liabilities
Cash overdraft	$176	$-
Accrued expenses	1,500	1,050
Total Current Liabilities	1,676	1,050

Stockholders' Equity (Deficit)
Preferred stock, $0.0001 par value; 20,000,000 shares authorized;
none issued and outstanding	-	-
Common stock, $0.0001 par value, 700,000,000 shares authorized;
6,442,700 shares issued and outstanding	644	644
Additional paid-in capital	25,091	22,091
Deficit accumulated during the development stage	(27,411)	(17,874)
Total Stockholders' Equity (Deficit)	(1,676)	4,861
Total Liabilities and Stockholders' Equity (Deficit)	$-	$5,911

See accompanying notes to unaudited financial statements.

Israeli Historical Sight Seeing Co.
(A Development Stage Company)
Statements of Operations
(Unaudited)

		For the Period		For the Period
	For the Three Months Ended	from May 22, 2007 (inception)	For the Six Months Ended	from May 22, 2007 (inception)
	June 30, 2008	to June 30, 2007	June 30, 2008	to June 30, 2008

Revenues	$-	$-	$-	$-

Operating Expenses
General and administrative	1,090	600	9,540	27,457
Total Operating Expenses	1,090	600	9,540	27,457

Loss from Operations	(1,090)	(600)	(9,540)	(27,457)

Other Income
Interest income	-	6	3	46
Total Other Income	-	6	3	46

Net Loss	$(1,090)	$(594)	$(9,537)	$(27,411)

Net Loss per Share - Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Number of Shares Outstanding
During the Period - Basic and Diluted	6,442,700	6,000,769	6,442,700	6,321,665

See accompanying notes to unaudited financial statements.

Israeli Historical Sight Seeing Co.
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

	For the Six Months Ended June 30, 2008	For the Period from May 22, 2007 (inception) to June 30, 2007	For the Period from May 22, 2007 (inception) to June 30, 2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(9,537)	$(594)	$(27,411)
Adjustments to reconcile net loss to cash used in operating activities:
Stock issued for services - related party	-	600	600
Changes in operating assets and liabilities:
Increase in accrued expenses	450	-	1,500
Net Cash Provided By (Used In) Operating Activities	(9,087)	6	(25,311)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash overdraft	176	-	176
Proceeds from issuance of common stock	-	13,135	19,935
Proceeds from issuance of common stock - related parties	-	-	2,200
Contributed capital - related party	3,000	-	3,000
Net Cash Provided By Financing Activities	3,176	13,135	25,311

Net Increase (Decrease) in Cash	(5,911)	13,141	-

Cash - Beginning of Period	5,911	-	-

Cash - End of Period	$-	$13,141	$-

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash paid during the period for:
Taxes	$-	$-	$-
Interest	$-	$-	$-

See accompanying notes to unaudited financial statements.

Israeli Historical Sight Seeing Co.
(A Development Stage Company)
Notes to Financial Statements
June 30, 2008
(Unaudited)

Note 1 Basis of Presentation

The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the United States Securities and Exchange Commission for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation.

The unaudited interim financial statements should be read in conjunction with the Company’s Annual Report on Form S-1, which contains the audited financial statements and notes thereto, together with the Management’s Discussion and Analysis, for the period ended December 31, 2007. The interim results for the period ended June 30, 2008 are not necessarily indicative of results for the full fiscal year.

Note 2 Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations

Israeli Historical Sight Seeing Co. (the "Company") was incorporated in Nevada on May 22, 2007.

The Company intends to be a provider of private sightseeing tours in Israel.

Development Stage

The Company's financial statements are presented as those of a development stage enterprise.  Activities during the development stage primarily include equity based financing and development of the business plan.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Israeli Historical Sight Seeing Co.
(A Development Stage Company)
Notes to Financial Statements
June 30, 2008
(Unaudited)

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less and money market accounts to be cash equivalents. At June 30, 2008 and December 31, 2007, respectively, the Company had no cash equivalents.

Earnings per Share

Basic earnings (loss) per share is computed by dividing net income (loss) by weighted average number of shares of common stock outstanding during each period.  Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. At June 30, 2008 and 2007, and for the period from May 22, 2007 (inception) to June 30, 2008, respectively, the Company had no common stock equivalents that could potentially dilute future earnings (loss) per share; hence, a separate computation of diluted earnings (loss) per share is not presented, as the Company reflects a net loss and the effect of considering any common stock equivalents if outstanding would have been anti-dilutive.

Stock-Based Compensation

All share-based payments to employees will be recorded and expensed in the statement of operations as applicable under SFAS No. 123R “Share-Based Payment”.  For the three and six months ended June 30, 2008, the period from May 22, 2007 (inception) to June 30, 2007 and for the period from May 22, 2007 (inception) to June 30, 2008, respectively, the Company has not issued any stock based compensation to employees.

Non-Employee Stock Based Compensation

Stock-based compensation awards issued to non-employees for services are recorded at either the fair value of the services rendered or the instruments issued in exchange for such services, whichever is more readily determinable, using the measurement date guidelines enumerated in Emerging Issues Task Force Issue EITF No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” (“EITF 96-18”).  For the three and six months ended June 30, 2008, the period from May 22, 2007 (inception) to June 30, 2007 and for the period from May 22, 2007 (inception) to June 30, 2008, respectively, the Company has not issued any stock based compensation to third parties.

Fair Value of Financial Instruments

The carrying amounts of the Company’s short-term financial instruments, including accrued expenses, approximates its fair value due to the relatively short period to maturity for this instrument.

Israeli Historical Sight Seeing Co.
(A Development Stage Company)
Notes to Financial Statements
June 30, 2008
(Unaudited)

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, which clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing an asset or liability.  It also defines fair value and established a hierarchy that prioritizes the information used to develop assumptions.  SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007.  The Company does not expect SFAS No. 157 to have a material impact on the Company’s financial position, results of operations or cash flows.

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115” (“SFAS 159”). This standard permits an entity to measure financial instruments and certain other items at estimated fair value. Most of the provisions of SFAS No. 159 are elective; however, the amendment to FASB No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” applies to all entities that own trading and available-for-sale securities. The fair value option created by SFAS 159 permits an entity to measure eligible items at fair value as of specified election dates. The fair value option (a) may generally be applied instrument by instrument, (b) is irrevocable unless a new election date occurs, and (c) must be applied to the entire instrument and not to only a portion of the instrument. SFAS 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity (i) makes that choice in the first 120 days of that year, (ii) has not yet issued financial statements for any interim period of such year, and (iii) elects to apply the provisions of FASB 157. Management is currently evaluating the impact of SFAS 159, if any, on the Company’s financial statements. The adoption of SFAS No. 159 is not expected to have a material effect on the Company’s financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No 51” (SFAS 160). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, changes in a parent’s ownership of a noncontrolling interest, calculation and disclosure of the consolidated net income attributable to the parent and the noncontrolling interest, changes in a parent’s ownership interest while the parent retains its controlling financial interest and fair value measurement of any retained noncontrolling equity investment. SFAS 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The adoption of SFAS No. 160 is not expected to have a material effect on the Company’s financial position, results of operations or cash flows.

Israeli Historical Sight Seeing Co.
(A Development Stage Company)
Notes to Financial Statements
June 30, 2008
(Unaudited)

In December 2007, the FASB issued SFAS 141R, “Business Combinations” (“SFAS 141R”), which replaces FASB SFAS 141, “Business Combinations”.  This Statement retains the fundamental requirements in SFAS 141 that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. SFAS 141R defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control.  SFAS 141R will require an entity to record separately from the business combination the direct costs, where previously these costs were included in the total allocated cost of the acquisition.  SFAS 141R will require an entity to recognize the assets acquired, liabilities assumed, and any non-controlling interest in the acquired at the acquisition date, at their fair values as of that date.  This compares to the cost allocation method previously required by SFAS No. 141.  SFAS 141R will require an entity to recognize as an asset or liability at fair value for certain contingencies, either contractual or non-contractual, if certain criteria are met.  Finally, SFAS 141R will require an entity to recognize contingent consideration at the date of acquisition, based on the fair value at that date.  This Statement will be effective for business combinations completed on or after the first annual reporting period beginning on or after December 15, 2008.  Early adoption of this standard is not permitted and the standards are to be applied prospectively only.  Upon adoption of this standard, there would be no impact to the Company’s results of operations and financial condition for acquisitions previously completed.  The adoption of SFAS No. 141R is not expected to have a material effect on the Company’s financial position, results of operations or cash flows.

In March 2008, the FASB issued SFAS No. 161 “Disclosures about Derivative Instruments and Hedging Activities—An Amendment of FASB Statement No. 133.” (“SFAS 161”). SFAS 161 establishes the disclosure requirements for derivative instruments and for hedging activities with the intent to provide financial statement users with an enhanced understanding of the entity’s use of derivative instruments, the accounting of derivative instruments and related hedged items under Statement 133 and its related interpretations, and the effects of these instruments on the entity’s financial position, financial performance, and cash flows. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2008. The Company does not expect its adoption of SFAS 161 to have a material impact on the Company’s financial position, results of operations or cash flows.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (SFAS 162”).  SFAS 162 identifies the sources of accounting principles and the framework for selecting principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States.  This statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board’s amendments to AU section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.  The Company is currently evaluating the impact of SFAS 162, but does not expect the adoption of this pronouncement will have a material impact on the Company’s financial position, results of operations or cash flows.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date and are not expected to have a material impact on the financial statements upon adoption.

Israeli Historical Sight Seeing Co.
(A Development Stage Company)
Notes to Financial Statements
June 30, 2008
(Unaudited)

Note 3 Going Concern

As reflected in the accompanying financial statements, the Company has a net loss of $9,537 and net cash used in operations of $9,087 for the six months ended June 30, 2008; and a working capital deficit of $1,676, a deficit accumulated during the development stage of $27,411 and a stockholders’ deficit of $1,676 at June 30, 2008.  In addition, the Company is in the development stage and has not yet generated any revenues. The ability of the Company to continue as a going concern is dependent on Management's plans, which include potential asset acquisitions, mergers or business combinations with other entities as well as continued efforts in obtaining debt or equity based financing. The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 4 Stockholders’ Equity (Deficit)

(A)  Common Stock Issuances

In May 2007, the Company issued 6,000,000 shares of common stock, having a fair value of $600 ($0.0001/share), to its Chairman, CEO and Director for services rendered.

In June 2007, the Company issued 5,000 shares of common stock to third party investors under a private placement for $250 ($0.05/share).

In July 2007, the Company issued 4,000 shares of common stock to third party investors under a private placement for $200 ($0.05/share).

In August 2007, the Company issued 166,000 shares of common stock to third party investors under a private placement for $8,300 ($0.05/share).

In September 2007, the Company issued 58,000 shares of common stock to third party investors under a private placement for $2,900 ($0.05/share).

In September 2007, the Company issued 44,000 shares of common stock to related parties under a private placement for $2,200 ($0.05/share).

In October 2007, the Company issued 165,700 shares of common stock to third party investors under a private placement for $8,285 ($0.05/share).

(B)  Contributed Capital – Related Party

In March 2008, the Company received $3,000 from the Company’s Chairman, CEO and Director to fund expenses of the Company. The Company recorded this as contributed capital.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations – Plan of Operation

Except for the historical information contained herein, the discussion in this Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of the federal securities laws that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. The cautionary statements made in this document should be read as applicable to all related forward-looking statements wherever they appear in this document. Our actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include those discussed below in "Risk Factors," as well as those discussed elsewhere herein. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to update any forward- looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence or identification of unanticipated events.

Overview

Israeli Historical is focused on becoming a travel service oriented company which will seek to generate revenues from travelers who require an intimate, professional and personal guided tour through historical Jerusalem. We intend to provide our customers with a unique opportunity to explore the ancient architecture of the city of Jerusalem. With adequate funding we feel that we will be well positioned to execute our business plan.

Plan of Operation

We have not had any revenues since our inception on May 22, 2007.  Over the next twelve months we intend to create a customer base for our tour guide service. We are currently focusing on the development of our website and to enter into strategic partnerships with the travel and leisure distributors. We will also focus on executing our advertising strategy.

We intend to develop our blog and cross market it with other internet travel sites. In the next twelve months we intend to focus on starting and building up our business and starting to offer personalized tours.  We plan to take part in various trade shows to promote our service to travel and booking agents. Any relationship we arrange with travel and booking agents will be non-exclusive.

We do not have any immediate intention to hire any full time employees, all functions will be handled by our sole officer and director. As we grow, we will consider hiring salespersons to assist our officer with bookings and other administrative functions. However, within the next twelve months, we intend to engage independent drivers as tours guides. Our independent drivers will be compensated solely on a percentage of the sales until such time that our revenues increase.

In addition, we plan to register with the ministry of tourism as a listed tour guide company which we feel will give us added exposure and drive business to our company.

We therefore expect to incur the following costs in the next twelve months in connection with our business operations:

Radio and print advertisement:	$25,000
General administrative costs:	$25,000
Internet development cost	$15,000

Total expenditures over the next 12 months are therefore expected to be	$65,000

We do not have sufficient capital to operate our business and will require additional funding to sustain operations through the next twelve months. There is no assurance that we will have revenue in the future or that we will be able to secure the necessary funding to develop our business.

Liquidity and Capital Resources

In a private placement completed in November 2007, we raised $22,135 from the 50 selling security holders. The proceeds from the sale of the shares were used to fund our operating expenses which include professional fees and general and administrative expenses. As of June 30, 2008, the Company had a cash balance of $0. The Company does not believe that such funds will be sufficient to fund its expenses over the next twelve months. We will have to raise the funds to pay for our operating expenses over the next twelve months.  We may also have to borrow money from shareholders or issue debt or equity or enter into a strategic arrangement with a third party.   There can be no assurance that additional capital will be available to the Company. The Company currently has no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources.  Since the Company has no such arrangements or plans currently in effect, its inability to raise funds for the above purposes will have a severe negative impact on its ability to remain a viable company.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We do not invest in any securities that are subject to market or interest rate risk.  Our cash is held in cash or cash equivalents. At June 30, 2008, we had no cash equivalents.

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures. Our principal executive officer and principal financial officer, Mark Wallerstein, reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15(d)-15(e)) as of the end of the period covered by this Form 10-Q (the “Evaluation Date”). Based on that evaluation, Mr. Wallerstein concluded that our disclosure controls and procedures were effective as of the Evaluation Date in providing them with material information relating to us in a timely manner, as required to be disclosed in the reports we file under the Exchange Act.

(b) Changes in internal control over financial reporting. There was no change in the Company's internal control over financial reporting that occurred during the period covered by this Form 10-Q that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings.

None.

Item 1A.   Risk Factors.

Risk Factors Relating to Our Company

1.    We are a development stage company with no operating history and may never be able to effectuate our business plan or achieve any revenues or profitability; at this stage of our business, even with our good faith efforts, potential investors have a high probability of losing their entire investment.

We are subject to all of the risks inherent in the establishment of a new business enterprise.  Our Company was established on May 22, 2007.  Although we have begun initial investigations into the travel service industry, we may not be able to successfully effectuate our business.  There can be no assurance that we will ever achieve any revenues or profitability. The revenue and income potential of our proposed business and operations is unproven, and the lack of operating history makes it difficult to evaluate the future prospects of our business.  We have not generated any revenues to date.  Accordingly, our prospects must be considered in light of the risks, expenses and difficulties frequently encountered in establishing a new business, and our Company is a highly speculative venture involving significant financial risk.

2.    We expect losses in the future because we have no revenue to offset losses.

As we have no current revenue, we are expecting losses over the next 12 months because we do not yet have any revenues to offset the expenses associated with the development and implementation of our business plan. We cannot guarantee that we will ever be successful in generating revenues in the future. We recognize that if we are unable to generate revenues, we will not be able to earn profits or continue operations.  There is no history upon which to base any assumption as to the likelihood that we will prove successful, and we can provide investors with no assurance that we will generate any operating revenues or ever achieve profitable operations.

3.            We have a going concern opinion from our auditors, indicating the possibility that we may not be able to continue to operate.

We have not yet established an ongoing source of revenues.  As reflected in the accompanying financial statements, the Company has a net loss of $27,457 and net cash used in operations from the period May 22, 2007 (date of inception) to June 30, 2008 was $25,311. We had an accumulated deficit during our development stage of $27,411 at June 30, 2008.  Furthermore, we anticipate generating losses for the next 12 months.  These factors raise substantial doubt that we will be able to continue operations as a going concern. Our ability to continue as a going concern is dependent upon our generating cash flow sufficient to fund operations and reducing operating expenses. Our business strategy may not be successful in addressing these issues.  If we cannot continue as a going concern, our stockholders may lose their entire investment in us.

4.    If we are unable to obtain additional funding, our business operations will be harmed.  Even if we do obtain additional financing then our existing shareholders may suffer substantial dilution.

We will require additional funds to implement our business plan. We anticipate that we will require a minimum of $65,000 to fund our planned activities for the next twelve months. We hope to raise this capital through the sale of our securities in a private placement.  The inability to raise the required capital will restrict our ability to grow and may reduce our ability to continue to conduct business operations.  If we are unable to obtain necessary financing, we will likely be required to curtail our development plans which could cause the Company to become dormant. We currently do not have any arrangements or agreements to raise additional capital. Any additional equity financing may involve substantial dilution to our then existing shareholders.

5.           The revenue of our business model is unproven and our success is dependent on our ability to develop and then expand our customer base.

We intend to generate revenues from the provision of professional, personalized guided tours for visitors to Jerusalem.  Jerusalem is uniquely position among cities of the world because of its crucial role in religious history as a holy city for three great monotheistic religions: Judaism, Christianity, and Islam. Religious customers will be able to design a pilgrimage to suit their specific religion needs.

We hope to complete the development of our website by December 31, 2008. We hope to utilize the website in our efforts to create strategic partnerships with travel and special event companies that will result in reciprocal advertising on each other's web site or other cross promotional print advertising.  The partnerships that we develop will enable us to grow our customer base and expand our business by increasing exposure to our website to individuals that view these sponsors' web sites.

Even if we are able to create strategic partnerships with travel and special events companies, it is not possible for us to predict the future level of demand for our services and we are subject to risk associated with fluctuations in the travel services industry.

6.    We may not be able to compete with current and potential competitors, some of whom have greater resources and experience than we do.

The tour guide market is intensely competitive, highly fragmented and subject to rapid change. We do not have the resources to compete with our existing competitors or with any new competitors. We compete with many tour guide companies and taxi services, that may have significantly greater personnel, financial, managerial, and technical resources than we do. Competition from other companies with greater resources and name recognition may result in our failure to maintain or expand our business as we may never be able to develop clients for our services.

7.           We may face damage to our professional reputation if our future clients are not satisfied with our services. In this case, it is unlikely that we will be able to obtain future engagements. If we are unable to obtain engagements, investors are likely to lose their entire investment.

As a travel service firm, we depend and will continue to depend to a large extent on referrals and new engagements from our former customers as we will attempt to establish a reputation for high-caliber professional tour guide service company and integrity to attract and customers. As a result, if a customer is not satisfied with our services, such lack of satisfaction may be more damaging to our business than it may be to other businesses. Accordingly, no assurances can be given that we will obtain customers in the foreseeable future.

8.           We are heavily dependent upon Mr. Mark Wallerstein, our sole officer and director.  The loss of Mr. Wallerstein, upon whose relationships, knowledge, leadership and technical expertise  we rely, would harm our ability to execute our business plan.

We are dependent on the continued contributions of Mark Wallerstein, our sole officer and director, whose relationships, knowledge, leadership and experience in the tour guide service industry would be difficult to replace. Our success is also heavily dependent on our ability to  attract and retain experienced agents and sales professionals to market and refer customers to our business.  We do not currently have any contracts or agreements with travel agents to refer business.  We do not maintain any key person insurance on Mr. Wallerstein.  If we were to lose his services, our ability to execute our business plan would be harmed and we may be forced to cease operations until such time as we could hire a suitable replacement for Mr. Wallerstein.

9.           We face intense competition that may lead to downward pricing, or an inability to raise prices, with could have a material adverse impact on our financial results.

The market in which we operate is highly competitive. Our business is subject to intense price competition, which, potentially, will make it difficult for the Company to determine service prices and maintain adequate profits. The tour companies against whom we will compete, have access to substantial capital, and may seek to compete aggressively on the basis of pricing. To the extent that we do not match or remain within a reasonable competitive distance from our competitors’ pricing, it could also have a material adverse impact on our results of operations, as we may lose sight seeing volume. The Internet has increased pricing transparency among sight seeing companies by enabling customers, including tourists and business travelers, to more easily obtain the lowest rates available from tour guide companies. Such intensified price competition may adversely affect the Company’s profits, especially in terms of possible decreases in demand.

10.         We are impacted by weather conditions. Extreme rain or cold conditions limits our prospects of booking tours.

We will depend heavily on favorable weather conditions. We will benefit from having good conditions at the tour locations and moderate temperatures to permit our customers to enjoy their tour. We have no control over weather conditions or perceived weather conditions. However, our business and revenues will be severely impacted during periods of inclement weather conditions.

11.         Our Chief Executive Officer owns a majority of the outstanding shares of our common stock and other stockholders may not be able to influence control of the company or decision making by management of the company.

Our Chief Executive Officer, Mark Wallerstein presently owns 93% of our outstanding common.  As a result, our Chief Executive Officer has substantial control over all matters submitted to our stockholders for approval including the following matters: election of our board of directors; removal of any of our directors; amendment of our Certificate of Incorporation or bylaws; and adoption of measures that could delay or prevent a change in control or impede a merger, takeover or other business combination involving us. Other stockholders may find the corporate decisions influenced by our Chief Executive Officer are inconsistent with the interests of other stockholders.  In addition, other stockholders may not be able to change the directors and officers, and are accordingly subject to the risk that management cannot manage the affairs of the company in accordance with such stockholders’ wishes.

12.          If we are unable to recruit, motivate and retain qualified drivers, our business, financial condition, results of operations and cash flows could be materially and adversely affected.

The success of our business will depend upon our ability to attract and retain through independent contractor or other arrangements, qualified drivers who possess the skills and experience necessary to meet the needs of our operations. We compete in markets in which unemployment is generally relatively low and the competition for independent drivers and other employees is intense. In addition, the independent drivers we hope to utilize will be responsible for all vehicle expense including maintenance, insurance, fuel and all other operating costs. We will make every reasonable effort to include fuel cost adjustments in customer billings that are paid to independent drivers to offset the impact of fuel price increases. However, if future fuel cost adjustments are insufficient to offset independent drivers’ costs, we may be unable to attract a sufficient number of independent drivers.

We will continually evaluate and upgrade our pool of available independent drivers to keep pace with demands for tour guide services. We cannot assure you that qualified drivers will be available in sufficient numbers and on terms acceptable to us. The inability to attract and retain qualified drivers, could materially and adversely affect our business, financial condition, results of operations and cash flows.

13.     We may be unable to offer certain historical venues due to government restrictions or due to archeological renovations, which may have an adverse effect on our business.

We will be targeting venues that are readily accessible.  Although we intend to source that are open to the public, some venues may become restricted due to the changing political climate or due to digs and renovations.  If the business requires certain venues that prove to be unavailable, we may not be able to fulfill our obligations.  Failure to fulfill contracted obligations may result in serious financial costs which may have a serious effect on our ability to survive.

14.          Political and Military Conditions in Israel may affect our operations.

We are incorporated under the laws of the State of Nevada but our operations will be located in Israel. We are directly affected by the political, economic and military conditions affecting Israel. Any major hostilities involving Israel or the interruption or curtailment of trade between Israel and its present trading partners could materially adversely affect our business, financial condition and results of operations.  Since the establishment of the State of Israel in 1948, hostility has existed, varying in degree and intensity, between Israel and the Arab countries. In addition, Israel and companies doing business with Israel have been subject to an economic boycott by the Arab countries. Although Israel has entered into agreements with some Arab countries and the Palestinian Authority, and various declarations have been signed in connection with efforts to resolve some of the economic and political problems in the Middle East, there has been a significant increase in violence since September 2000 which continued with varying levels of severity through 2004. Since the death of Yasser Arafat in 2004, low-level negotiations between Israel and Palestinian representatives have been renewed. Nevertheless, the political and security situation in Israel may result in certain parties with whom we may contract claiming that they are not obligated to perform their commitments under those agreements pursuant to force majeure provisions. In addition, recently there was an escalation in violence among Israel, Hamas, the Palestinian Authority and other groups, as well as extensive hostilities along Israel’s northern border with Lebanon in the summer of 2006, and extensive hostilities along Israel’s border with the Gaza Strip since June 2007 when the Hamas effectively took control of the Gaza Strip, which have intensified since February 2008.

Any hostilities involving Israel and could directly adversely affect our operations in a number of ways.  Historically, the level of tourism in Israel decreases when hostilities increases and could make it more difficult for us to raise capital. Furthermore, our employees and independent contractors will be located in Israel, which could still face a renewal of civil unrest, terrorist activity and military action. Currently, we do not have business interruption insurance and it is unlikely that we will obtain such insurance. Security and political conditions will have a direct adverse effect on our business. Any future armed conflicts or political instability in the region would negatively affect business conditions and harm our results of operations.

Furthermore, all non-exempt male adult permanent residents of Israel especially under the age of 40, are obligated to perform military reserve duty and may be called to active duty under emergency circumstances. In the past there have been significant call-ups of military reservists, and it is possible that there will be additional call-ups in the future. While our goal is to operate effectively despite these conditions, we cannot assess the impact these conditions may have on us, particularly if emergency circumstances occur. Our operations could be disrupted by the absence for a significant period of one or more of our executive officers or key employees or a significant number of our other employees due to military service. Any disruption in our operations would harm our business.

15.          We may be adversely affected by a change in the exchange rate of the New Israeli Shekel against the U.S. dollar.

Because exchange rates between the New Israeli Shekel, or NIS, and the U.S. dollar fluctuate continuously, exchange rate fluctuations, particularly larger periodic devaluations, may have an impact on our profitability and period-to-period comparisons of our results. In 2002 and 2005 the rate of devaluation of the NIS against the dollar was 7.3% and 6.8% respectively, while in 2003, 2004 and 2006 the NIS appreciated in value in relation to the dollar by 7.6% 1.6% and 8.2%, respectively. In 2007 the rate of the revaluation of the NIS against the dollar was 9%.

Since our operations will be based in Israel, our revenues will be denominated in NIS, our expenses, primarily labor expenses will accrue in NIS. Additionally, certain assets, as well as a portion of our liabilities, will be denominated in NIS.  Our results may be adversely affected by the devaluation of the NIS in relation to the dollar (or if such devaluation is on lagging basis), if our revenues in NIS are higher than our expenses in NIS and/or the amount of our assets in NIS are higher than our liabilities in NIS. Alternatively, our results may be adversely affected by appreciation of the NIS in relation to the dollar (or if such appreciation is on a lagging basis), if the amount of our expenses in NIS are higher than the amount of our revenues in NIS and/or the amount of our liabilities in NIS are higher than our assets in NIS.

Risks Relating To Our Common Shares

16.          We may, in the future, issue additional common shares, which would reduce investors' percent of ownership and may dilute our share value.

Our Articles of Incorporation authorizes the issuance of 700,000,000 shares of common stock, of which 6,442,700 shares are issued and outstanding. The future issuance of common stock may result in substantial dilution in the percentage of our common stock held by our then existing shareholders. We may value any common stock issued in the future on an arbitrary basis. The issuance of common stock for future services or acquisitions or other corporate actions may have the effect of diluting the value of the shares held by our investors, and might have an adverse effect on any trading market for our common stock.

17.          Our common shares are subject to the "Penny Stock" Rules of the SEC and the trading market in our securities is limited, which makes transactions in our stock cumbersome and may reduce the value of an investment in our stock.

The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a "penny stock," for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require:

•	that a broker or dealer approve a person's account for transactions in penny stocks; and
•	the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person's account for transactions in penny stocks, the broker or dealer must:

•	obtain financial information and investment experience objectives of the person; and
•
make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the Commission relating to the penny stock market, which, in highlight form:

•	sets forth the basis on which the broker or dealer made the suitability determination; and
•	that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Generally, brokers may be less willing to execute transactions in securities subject to the "penny stock" rules. This may make it more difficult for investors to dispose of our Common shares and cause a decline in the market value of our stock.

Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

The offering price of our common stock could be higher than the market value, causing investors to sustain a loss of their investment.

The price of our common stock in this offering has not been determined by any independent financial evaluation, market mechanism or by our auditors, and is therefore, to a large extent, arbitrary. Our audit firm has not reviewed management's valuation, and therefore expresses no opinion as to the fairness of the offering price as determined by our management. As a result, the price of the common stock in this offering may not reflect the value perceived by the market. There can be no assurance that the shares offered hereby are worth the price for which they are offered and investors may therefore lose a portion or all of their investment.

18.          State securities laws may limit secondary trading, which may restrict the states in which and conditions under which shareholders can sell their shares of Common Stock.

Secondary trading in common stock sold in this offering will not be possible in any state until the common stock is qualified for sale under the applicable securities laws of the state or there is confirmation that an exemption, such as listing in certain recognized securities manuals, is available for secondary trading in the state. If we fail to register or qualify, or to obtain or verify an exemption for the secondary trading of, the common stock in any particular state, the common stock could not be offered or sold to, or purchased by, a resident of that state. In the event that a significant number of states refuse to permit secondary trading in our common stock, the liquidity for the common stock could be significantly impacted thus causing you to realize a loss on your investment.

19.          Currently, there is no public market for our securities, and there can be no assurances that any public market will ever develop or that our common stock will be quoted for trading and, even if quoted, it is likely to be subject to significant price fluctuations.

There has not been any established trading market for our common stock, and there is currently no public market whatsoever for our securities. In addition, our common stock is unlikely to be followed by any market analysts, and there may be few institutions acting as market makers for our common stock. Either of these factors could adversely affect the liquidity and trading price of our common stock. Until our common stock is fully distributed and an orderly market develops in our common stock, if ever, the price at which it trades is likely to fluctuate significantly. Prices for our common stock will be determined in the marketplace and may be influenced by many factors, including the depth and liquidity of the market for shares of our common stock, developments affecting our business, including the impact of the factors referred to elsewhere in these Risk Factors, investor perception of the Company and general economic and market conditions.  No assurances can be given that an orderly or liquid market will ever develop for the shares of our common stock.

20.          If a market develops for our shares, sales of our shares relying upon rule 144 may depress prices in that market by a material amount.

The majority of the outstanding shares of our common stock held by present stockholders are "restricted securities" within the meaning of Rule 144 under the Securities Act of 1933, as amended.

As restricted shares, these shares may be resold only pursuant to an effective registration statement, such as this one (for the shares registered hereunder) or under the requirements of Rule 144 or other applicable exemptions from registration under the Act and as required under applicable state securities laws. On November 15, 2007, the SEC adopted changes to Rule 144, which, would shorten the holding period for sales by non-affiliates to six months (subject to extension under certain circumstances) and remove the volume limitations for such persons.   The changes became effective in February 2008. Rule 144 provides in essence that an affiliate who has held restricted securities for a prescribed period may, under certain conditions, sell every three months, in brokerage transactions, a number of shares that does not exceed 1.0% of a company's outstanding common stock. The alternative average weekly trading volume during the four calendar weeks prior to the sale is not available to our shareholders being that the OTCBB (if and when listed thereon) is not an "automated quotation system" and, accordingly, market based volume limitations are not available for securities quoted only over the OTCBB. As a result of the revisions to Rule 144 discussed above, there is no limit on the amount of restricted securities that may be sold by a non-affiliate (i.e., a stockholder who has not been an officer, director or control person for at least 90 consecutive days) after the restricted securities have been held by the owner for a period of six months, if the Company has filed its required reports..  A sale under Rule 144 or under any other exemption from the Act, if available, or pursuant to registration of shares of common stock of present stockholders, may have a depressive effect upon the price of the common stock in any market that may develop.

21.          Any trading market that may develop may be restricted by virtue of state securities “Blue Sky” laws which prohibit trading absent compliance with individual state laws. These restrictions may make it difficult or impossible to sell shares in those states.

There is no public market for our common stock, and there can be no assurance that any public market will develop in the foreseeable future.  Transfer of our common stock may also be restricted under the securities or securities regulations laws promulgated by various states and foreign jurisdictions, commonly referred to as “Blue Sky” laws.  Absent compliance with such individual state laws, our common stock may not be traded in such jurisdictions.  Because the securities registered hereunder have not been registered for resale under the blue sky laws of any state, the holders of such shares and persons who desire to purchase them in any trading market that might develop in the future, should be aware that there may be significant state blue sky law restrictions upon the ability of investors to sell the securities and of purchasers to purchase the securities. These restrictions prohibit the secondary trading of our common stock. We currently do not intend to and may not be able to qualify securities for resale in approximately 17 states which do not offer manual exemptions and require shares to be qualified before they can be resold by our shareholders. Accordingly, investors should consider the secondary market for our securities to be a limited one.

22.          We may issue shares of preferred stock in the future that may adversely impact your rights as holders of our common stock.

Our Articles of Incorporation authorizes us to issue up to 20,000,000 shares of "blank check" preferred stock. Accordingly, our board of directors will have the authority to fix and determine the relative rights and preferences of preferred shares, as well as the authority to issue such shares, without further stockholder approval. As a result, our board of directors could authorize the issuance of a series of preferred stock that would grant to holders preferred rights to our assets upon liquidation, the right to receive dividends before dividends are declared to holders of our common stock, and the right to the redemption of such preferred shares, together with a premium, prior to the redemption of the common stock. To the extent that we do issue such additional shares of preferred stock, your rights as holders of common stock could be impaired thereby, including, without limitation, dilution of your ownership interests in us. In addition, shares of preferred stock could be issued with terms calculated to delay or prevent a change in control or make removal of management more difficult, which may not be in your interest as holders of common stock.

23.         We may be exposed to potential risks resulting from new requirements under Section 404 of the Sarbanes-Oxley Act of 2002.

We are required, pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, to include in our annual report our assessment of the effectiveness of our internal control over financial reporting. We do not have a sufficient number of employees to segregate responsibilities and may be unable to afford increasing our staff or engaging outside consultants or professionals to overcome our lack of employees.

Because we are not subject to compliance with rules requiring the adoption of certain corporate governance measures, our stockholders have limited protections against interested director transactions, conflicts of interest and similar matters.

The Sarbanes-Oxley Act of 2002, as well as rule changes proposed and enacted by the SEC, the New York and American Stock Exchanges and the Nasdaq Stock Market, as a result of Sarbanes-Oxley, require the implementation of various measures relating to corporate governance. These measures are designed to enhance the integrity of corporate management and the securities markets and apply to securities which are listed on those exchanges or the Nasdaq Stock Market. Because we are not presently required to comply with many of the corporate governance provisions and because we chose to avoid incurring the substantial additional costs associated with such compliance any sooner than necessary, we have not yet adopted these measures.

Because we only have one non-independent director, we do not currently have independent audit or compensation committees. As a result, the director has the ability, among other things, to determine his own level of compensation. Until we comply with such corporate governance measures, regardless of whether such compliance is required, the absence of such standards of corporate governance may leave our stockholders without protections against interested director transactions, conflicts of interest and similar matters and investors may be reluctant to provide us with funds necessary to expand our operations.

The costs to meet our reporting and other requirements as a public company subject to the Exchange Act of 1934 will be substantial and may result in us having insufficient funds to expand our business or even to meet routine business obligations.

As a public company, we incur ongoing expenses associated with professional fees for accounting, legal and a host of other expenses for annual reports and proxy statements. We estimate that these costs will range up to $50,000 per year for the next few years and will be higher if our business volume and activity increases but lower during the first year of being public because our overall business volume will be lower, and we will not yet be subject to the requirements of Section 404 of the Sarbanes-Oxley Act of 2002. As a result, we may not have sufficient funds to grow our operations.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

The exhibits listed on the Exhibit Index (following the signature page of this Quarterly Report) are included or incorporated by reference, in this Quarterly Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ISRAELI HISTORICAL SIGHT SEEING CO.

Dated: September 4, 2008	By:	/s/ Mark Wallerstein
Mark Wallerstein President, Chief Executive Officer and Director (Principal Executive Officer and Principal Financial Officer)

EXHIBIT INDEX

Number	Exhibit Table

31.1	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.