Form 10-Q
period 2008-09-30
Israeli Historical Sight Seeing Co.
filed 2008-11-24
CIK 1432950

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934: For the quarterly period ended September 30, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934: For the transition period from to

Commission file number:  1432950

ISRAELI HISTORICAL SIGHT SEEING CO.
(Exact name of registrant as specified in its charter)

Nevada	75-3242579
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Rechov Nachal Zohar 10
Ramat Beit Shemesh, Israel
(Address of principal executive offices) (zip code)

0113-052534466
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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in rule 12b-2 of the Exchange Act)

YES  ☐                    NO  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of November 24, 2008
Common Stock, $0.0001 par value per share	6,442,700 shares

QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2008

i

Part I. Financial Information

Item 1. Financial Statements

Israeli Historical Sight Seeing Co.
(A Development Stage Company)
Balance Sheets

	September 30, 2008	December 31, 2007
	(Unaudited)	(Audited)
Assets

Current Assets
Cash	$31	$5,911
Total Current Assets	31	5,911

Total Assets	$31	$5,911

Liabilities and Stockholders' Equity (Deficit)

Current Liabilities
Accounts payable	$10,880	$-
Accrued expenses	1,500	1,050
Total Current Liabilities	12,380	1,050

Stockholders' Equity (Deficit)
Preferred stock, $0.0001 par value; 20,000,000 shares authorized;
none issued and outstanding	-	-
Common stock, $0.0001 par value, 700,000,000 shares authorized;
6,442,700 shares issued and outstanding	644	644
Additional paid-in capital	25,298	22,091
Deficit accumulated during the development stage	(38,291)	(17,874)
Total Stockholders' Equity (Deficit)	(12,349)	4,861

Total Liabilities and Stockholders' Equity (Deficit)	$31	$5,911

 See accompanying notes to unaudited financial statements

Israeli Historical Sight Seeing Co.
(A Development Stage Company)
Statements of Operations
(Unaudited)

				For the	For the
			For the Nine	Period from May 22, 2007	Period from May 22, 2007
	For the Three Months Ended September 30,		Months Ended September 30,	(inception) to September 30,	(inception) to September 30,
	2008	2007	2008	2007	2008

Revenues	$-	$-	$-	$-	$-

Operating Expenses
General and administrative	10,880	16,267	20,420	16,867	38,337
Total Operating Expenses	10,880	16,267	20,420	16,867	38,337

Loss from Operations	(10,880)	(16,267)	(20,420)	(16,867)	(38,337)

Other Income
Interest income	-	21	3	27	46
Total Other Income	-	21	3	27	46

Net Loss	$(10,880)	$(16,246)	$(20,417)	$(16,840)	$(38,291)

Net Loss per Share - Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Weighted Average Number of Shares Outstanding
During the Period - Basic and Diluted	6,442,700	6,118,413	6,442,700	6,083,389	6,344,070

 See accompanying notes to unaudited financial statements

Israeli Historical Sight Seeing Co.
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

		For the Period from	For the Period from
	For the Nine Months Ended	May 22, 2007 (inception) to	May 22, 2007 (inception) to
	September 30, 2008	September 30, 2007	September 30, 2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(20,417)	$(16,840)	$(38,291)
Adjustments to reconcile net loss to cash used in operating activities:
Stock issued for services - related party	-	600	600
Changes in operating assets and liabilities:
Increase in accounts payable	10,880	-	10,880
Increase in accrued expenses	450	-	1,500
Net Cash Used In Operating Activities	(9,087)	(16,240)	(25,311)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	-	22,135	19,935
Proceeds from issuance of common stock - related parties	-	-	2,200
Contributed capital - related party	3,207	-	3,207
Net Cash Provided By Financing Activities	3,207	22,135	25,342

Net Increase (Decrease) in Cash	(5,880)	5,895	31

Cash - Beginning of Period	5,911	-	-

Cash - End of Period	$31	$5,895	$31

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash paid during the period for:
Taxes	$-	$-	$-
Interest	$-	$-	$-

 See accompanying notes to unaudited financial statements

Israeli Historical Sight Seeing Co.
(A Development Stage Company)
Notes to Financial Statements
September 30, 2008
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

The unaudited interim financial statements should be read in conjunction with the Company’s Annual Report on Form S-1, which contains the audited financial statements and notes thereto, together with the Management’s Discussion and Analysis, for the period ended December 31, 2007. The interim results for the period ended September 30, 2008 are not necessarily indicative of results for the full fiscal year.

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

Israeli Historical Sight Seeing Co.
(A Development Stage Company)
Notes to Financial Statements
September 30, 2008
(Unaudited)

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less and money market accounts to be cash equivalents. At September 30, 2008 and December 31, 2007, respectively, the Company had no cash equivalents.

The Company minimizes its credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The balance at times may exceed federally insured limits. At September 30, 2008 and December 31, 2007, respectively, there were no balances that exceeded the federally insured limit.

Earnings per Share

Basic earnings (loss) per share is computed by dividing net income (loss) by weighted average number of shares of common stock outstanding during each period.  Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period.  For the period from May 22, 2007 (inception) to September 30, 2008, the Company had no common stock equivalents that could potentially dilute future earnings (loss) per share; hence, a separate computation of diluted earnings (loss) per share is not presented, as the Company reflects a net loss and the effect of considering any common stock equivalents, if outstanding, would have been anti-dilutive.

Stock-Based Compensation

All share-based payments to employees will be recorded and expensed in the statement of operations as applicable under SFAS No. 123R “Share-Based Payment”.  For the period from May 22, 2007 (inception) to September 30, 2008, the Company has not issued any stock based compensation to employees.

Non-Employee Stock Based Compensation

Stock-based compensation awards issued to non-employees for services will be recorded at either the fair value of the services rendered or the instruments issued in exchange for such services, whichever is more readily determinable, using the measurement date guidelines enumerated in Emerging Issues Task Force Issue EITF No. 96-18, “Accounting for Deficit Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” (“EITF 96-18”).  For the period from May 22, 2007 (inception) to September 30, 2008, the Company has not issued any stock based compensation to third parties.

Israeli Historical Sight Seeing Co.
(A Development Stage Company)
Notes to Financial Statements
September 30, 2008
(Unaudited)

Fair Value of Financial Instruments

The carrying amounts of the Company’s short-term financial instruments, including accounts payable and accrued expenses, approximates its fair value due to the relatively short period to maturity for these instruments.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing an asset or liability.  It also defines fair value and established a hierarchy that prioritizes the information used to develop assumptions.  SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007.  The adoption of SFAS No. 157 did not have a material impact on the Company’s financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value. The unrealized gains and losses on items for which the fair value option has been elected should be reported in earnings.  The decision to elect the fair value option is determined on an instrument-by-instrument basis, should be applied to an entire instrument and is irrevocable.  Assets and liabilities measured at fair values pursuant to the fair value option should be reported separately in the balance sheet from those instruments measured using other measurement attributes.  SFAS No. 159 is effective as of the beginning of the Company’s 2008 fiscal year. The adoption of SFAS No. 159 did not have a material effect on the Company’s financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No 51” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, changes in a parent’s ownership of a noncontrolling interest, calculation and disclosure of the consolidated net income attributable to the parent and the noncontrolling interest, changes in a parent’s ownership interest while the parent retains its controlling financial interest and fair value measurement of any retained noncontrolling equity investment. SFAS 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The adoption of SFAS No. 160 is not expected to have a material effect on the Company’s financial position, results of operations or cash flows.

Israeli Historical Sight Seeing Co.
(A Development Stage Company)
Notes to Financial Statements
September 30, 2008
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

In January 2008, the SEC released SAB No. 110, which amends SAB No. 107 which provided a simplified approach for estimating the expected term of a “plain vanilla” option, which is required for application of the Black-Scholes option pricing model (and other models) for valuing share options. At the time, the Staff acknowledged that, for companies choosing not to rely on their own historical option exercise data (i.e., because such data did not provide a reasonable basis for estimating the term), information about exercise patterns with respect to plain vanilla options granted by other companies might not be available in the near term; accordingly, in SAB No. 107, the Staff permitted use of a simplified approach for estimating the term of plain vanilla options granted on or before December 31, 2007. The information concerning exercise behavior that the Staff contemplated would be available by such date has not materialized for many companies. Thus, in SAB No. 110, the Staff continues to allow use of the simplified rule for estimating the expected term of plain vanilla options until such time as the relevant data becomes widely available. The Company does not expect its adoption of SAB No. 110 to have a material impact on its financial position, results of operations or cash flows.

Israeli Historical Sight Seeing Co.
(A Development Stage Company)
Notes to Financial Statements
September 30, 2008
(Unaudited)

In March 2008, the FASB issued SFAS No. 161 “Disclosures about Derivative Instruments and Hedging Activities—An Amendment of FASB Statement No. 133.” (“SFAS 161”). SFAS 161 establishes the disclosure requirements for derivative instruments and for hedging activities with the intent to provide financial statement users with an enhanced understanding of the entity’s use of derivative instruments, the accounting of derivative instruments and related hedged items under Statement 133 and its related interpretations, and the effects of these instruments on the entity’s financial position, financial performance, and cash flows. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2008. The Company does not expect its adoption of SFAS 161 to have a material impact on its financial position, results of operations or cash flows.

In April 2008, the FASB issued FASB Staff Position (“FSP”) SFAS No. 142-3, “Determination of the Useful Life of Intangible Assets”. This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R, and other GAAP. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The Company is currently evaluating the impact of SFAS FSP 142-3, but does not expect the adoption of this pronouncement will have a material impact on its financial position, results of operations or cash flows.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”).  SFAS 162 identifies the sources of accounting principles and the framework for selecting principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States.  This statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board’s amendments to AU section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.  The Company is currently evaluating the impact of SFAS 162, but does not expect the adoption of this pronouncement will have a material impact on its financial position, results of operations or cash flows.

In October 2008, the FASB issued FSP FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market For That Asset Is Not Active” (“FSP FAS 157-3”), with an immediate effective date, including prior periods for which financial statements have not been issued.  FSP FAS 157-3 amends FAS 157 to clarify the application of fair value in inactive markets and allows for the use of management’s internal assumptions about future cash flows with appropriately risk-adjusted discount rates when relevant observable market data does not exist.  The objective of FAS 157 has not changed and continues to be the determination of the price that would be received in an orderly transaction that is not a forced liquidation or distressed sale at the measurement date.  The adoption of FSP FAS 157-3 is not expected to have a material effect on the Company’s financial position, results of operations or cash flows.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date and are not expected to have a material impact on the financial statements upon adoption.

Israeli Historical Sight Seeing Co.
(A Development Stage Company)
Notes to Financial Statements
September 30, 2008
(Unaudited)

Note 3 Going Concern

As reflected in the accompanying financial statements, the Company has a net loss of $20,417 and net cash used in operations of $9,087 for the nine months ended September 30, 2008; and a working capital and stockholders’ deficit of $12,349 and a deficit accumulated during the development stage of $38,291 at September 30, 2008.  In addition, the Company is in the development stage and has not yet generated any revenues.

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

In September 2007, the Company issued 5,000 shares of common stock to third party investors under a private placement for $250 ($0.05/share).

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

(B)  Contributed Capital – Related Party

During 2008, the Company received $3,207 from the Company’s Chairman, CEO and Director to fund expenses of the Company. The Company recorded this as contributed capital.

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

Liquidity and Capital Resources

In a private placement completed in November 2007, we raised $22,135 from the 50 selling security holders. The proceeds from the sale of the shares were used to fund our operating expenses which include professional fees and general and administrative expenses. As of September 30, 2008, the Company had a cash balance of $31. The Company does not believe that such funds will be sufficient to fund its expenses over the next twelve months. We will have to raise the funds to pay for our operating expenses over the next twelve months.  We may also have to borrow money from shareholders or issue debt or equity or enter into a strategic arrangement with a third party.   There can be no assurance that additional capital will be available to the Company. The Company currently has no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources.  Since the Company has no such arrangements or plans currently in effect, its inability to raise funds for the above purposes will have a severe negative impact on its ability to remain a viable company.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We do not invest in any securities that are subject to market or interest rate risk.  Our cash is held in cash or cash equivalents. At September 30, 2008, we had no cash equivalents.

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

We have not yet established an ongoing source of revenues.  As reflected in the accompanying financial statements, the Company has a net loss of $38,291 and net cash used in operations from the period May 22, 2007 (date of inception) to September 30, 2008 was $25,311. We had a working capital and stockholders’ deficit of $12,349 and an accumulated deficit during our development stage of $38,291 at September 30, 2008.  Furthermore, we anticipate generating losses for the next 12 months.  These factors raise substantial doubt that we will be able to continue operations as a going concern. Our ability to continue as a going concern is dependent upon our generating cash flow sufficient to fund operations and reducing operating expenses. Our business strategy may not be successful in addressing these issues.  If we cannot continue as a going concern, our stockholders may lose their entire investment in us.

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

ISRAELI HISTORICAL SIGHT SEEING CO.

Dated: November 24, 2008	By:	/s/ Mark Wallerstein
Mark Wallerstein President, Chief Executive Officer and Director (Principal Executive Officer and Principal Financial Officer)

EXHIBIT INDEX

Number	Exhibit Table

31.1	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.